Form 10-Q
period 2007-06-30
TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS, INC.
filed 2007-08-08
CIK 943323, 943322, 943320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to             .

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	1-13794	13-3818402
Delaware	33-90786	13-3818407
Delaware	33-90786-01	13-3818405
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1000 Boardwalk at Virginia Avenue

Atlantic City, New Jersey 08401

(609) 449-6515

(Address, including zip code, and telephone number, including area code, of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Trump Entertainment Resorts Holdings, L.P.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 8, 2007, there were 31,095,514 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$85,414	$100,007
Restricted cash	—	27,375
Accounts receivable, net	49,989	45,342
Accounts receivable, other	6,179	9,000
Inventories	9,794	10,816
Deferred income taxes	10,881	10,351
Prepaid expenses and other current assets	16,191	13,049

Total current assets	178,448	215,940

Net property and equipment	1,635,694	1,535,543

Other assets:
Restricted cash	100,778	—
Goodwill	226,287	226,480
Trademarks	197,000	197,000
Intangible assets, net	7,012	7,730
Deferred financing costs, net	16,568	17,914
Other assets, net	60,058	59,889

Total other assets	607,703	509,013

Total assets	$2,421,845	$2,260,496

Current liabilities:
Accounts payable	$43,037	$31,384
Accrued payroll and related expenses	31,194	28,332
Income taxes payable	7,765	24,904
Partnership distribution payable	250	260
Accrued interest payable	16,145	13,645
Self-insurance reserves	12,658	13,299
Other current liabilities	43,142	33,645
Current maturities of long-term debt	6,250	11,263

Total current liabilities	160,441	156,732

Long-term debt, net of current maturities	1,563,110	1,396,170
Deferred income taxes	152,944	152,414
Other long-term liabilities	33,798	17,017
Minority interest	118,808	125,395

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,129,753 and 30,990,902 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	459,335	457,772
Accumulated deficit	(66,622)	(45,035)

Total stockholders’ equity	392,744	412,768

Total liabilities and stockholders’ equity	$2,421,845	$2,260,496

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Gaming	$249,142	$272,915	$493,261	$520,859
Rooms	21,613	19,058	39,889	36,066
Food and beverage	29,566	30,487	55,035	57,014
Other	9,748	10,276	17,170	18,238

	310,069	332,736	605,355	632,177
Less promotional allowances	(65,829)	(76,695)	(126,836)	(138,484)

Net revenues	244,240	256,041	478,519	493,693

Costs and expenses:
Gaming	119,313	120,448	231,541	233,656
Rooms	4,522	3,338	8,091	6,510
Food and beverage	12,227	10,869	21,265	20,159
General and administrative	68,485	70,842	135,616	139,920
Corporate and development	9,660	8,146	16,474	15,476
Corporate-related party	607	658	1,215	1,320
Depreciation and amortization	16,316	17,322	31,582	33,932

	231,130	231,623	445,784	450,973

Income from operations	13,110	24,418	32,735	42,720

Non-operating income (expense):
Interest income	1,834	2,855	3,217	5,814
Interest expense	(32,534)	(32,536)	(63,976)	(65,015)

	(30,700)	(29,681)	(60,759)	(59,201)

Loss before income taxes and minority interests	(17,590)	(5,263)	(28,024)	(16,481)
Provision for income taxes	—	(1,339)	(200)	(2,831)
Minority interest	4,136	1,668	6,637	4,655

Net loss	$(13,454)	$(4,934)	$(21,587)	$(14,657)

Net loss per share - basic and diluted	$(0.43)	$(0.16)	$(0.69)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	31,102,062	30,986,181	31,076,674	30,857,259

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	30,990,902	$31	900	$—	$457,772	$(45,035)	$412,768
Stock-based compensation expense, net of minority interest of $480	—	—	—	—	1,563	—	1,563
Issuance of restricted stock, net	138,784	—	—	—	—	—	—
Other	67	—	—	—	—	—	—
Net loss	—	—	—	—	—	(21,587)	(21,587)

Balance, June 30, 2007	31,129,753	$31	900	$—	$459,335	$(66,622)	$392,744

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,

	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,587)	$(14,657)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	475
Minority interest in net loss	(6,637)	(4,655)
Depreciation and amortization	31,582	33,932
Amortization of deferred financing costs	1,346	1,311
Provisions for losses on receivables	3,584	2,214
Stock-based compensation expense	2,043	3,002
Valuation allowance — CRDA investments	1,952	2,084
Gain on sale of assets	(366)	—
Other	(120)	(55)
Changes in operating assets and liabilities:
Increase in receivables	(5,410)	(1,535)
Decrease (increase) in inventories	1,022	(825)
Increase in other current assets	(3,142)	(7,957)
Decrease in other assets	3,184	1,388
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	18,066	(9,148)
Increase in accrued interest payable	2,500	1,637
Decrease in other long-term liabilities	(358)	(1,036)

Net cash flows provided by operating activities	27,859	6,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(122,758)	(54,053)
Capitalized interest on construction in process	(1,466)	(267)
Increase in restricted cash	(73,403)	(1,065)
Purchases of CRDA investments, net	(6,305)	(6,424)

Net cash flows used in investing activities	(203,932)	(61,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	23,000	—
Borrowings under term loan	147,375	—
Repayments of long-term debt	(8,455)	(17,843)
Partnership distributions	(440)	(2,680)
Other	—	453

Net cash flows provided by (used in) financing activities	161,480	(20,070)

Net decrease in cash and cash equivalents	(14,593)	(75,704)
Cash and cash equivalents at beginning of period	100,007	228,554

Cash and cash equivalents at end of period	$85,414	$152,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61,593	$62,388
Cash paid for income taxes	—	525
Equipment purchased under capital leases	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	7	(1,020)
Increase in accounts payable for accrued purchases of property and equipment	5,305	—

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$84,482	$99,094
Restricted cash	—	27,375
Accounts receivable, net	49,989	45,342
Accounts receivable, other	6,179	9,000
Inventories	9,794	10,816
Deferred income taxes	762	672
Prepaid expenses and other current assets	16,191	13,049

Total current assets	167,397	205,348

Net property and equipment	1,635,694	1,535,543

Other assets:
Restricted cash	100,778	—
Goodwill	128,831	129,024
Trademarks	197,000	197,000
Intangible assets, net	7,012	7,730
Deferred financing costs, net	16,568	17,914
Other assets, net	60,058	59,889

Total other assets	510,247	411,557

Total assets	$2,313,338	$2,152,448

Current liabilities:
Accounts payable	$43,037	$31,384
Accrued payroll and related expenses	31,194	28,332
Income taxes payable	7,765	24,904
Accrued partner distributions	250	260
Accrued interest payable	16,145	13,645
Self-insurance reserves	12,658	13,299
Other current liabilities	43,142	33,645
Current maturities of long-term debt	6,250	11,263

Total current liabilities	160,441	156,732

Long-term debt, net of current maturities	1,563,110	1,396,170
Deferred income taxes	39,082	38,992
Other long-term liabilities	33,795	17,013

Partners’ capital
Partners’ capital	595,843	594,230
Accumulated deficit	(78,933)	(50,689)

Total partners’ capital	516,910	543,541

Total liabilities and partners’ capital	$2,313,338	$2,152,448

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Gaming	$249,142	$272,915	$493,261	$520,859
Rooms	21,613	19,058	39,889	36,066
Food and beverage	29,566	30,487	55,035	57,014
Other	9,748	10,276	17,170	18,238

	310,069	332,736	605,355	632,177
Less promotional allowances	(65,829)	(76,695)	(126,836)	(138,484)

Net revenues	244,240	256,041	478,519	493,693

Costs and expenses:
Gaming	119,313	120,448	231,541	233,656
Rooms	4,522	3,338	8,091	6,510
Food and beverage	12,227	10,869	21,265	20,159
General and administrative	68,485	70,842	135,616	139,920
Corporate and development	9,660	8,146	16,474	15,476
Corporate-related party	607	658	1,215	1,320
Depreciation and amortization	16,316	17,322	31,582	33,932

	231,130	231,623	445,784	450,973

Income from operations	13,110	24,418	32,735	42,720

Non-operating income (expense):
Interest income	1,824	2,847	3,197	5,805
Interest expense	(32,534)	(32,536)	(63,976)	(65,015)

	(30,710)	(29,689)	(60,779)	(59,210)

Loss before income taxes and minority interest	(17,600)	(5,271)	(28,044)	(16,490)
Provision for income taxes	—	(1,339)	(200)	(2,831)
Minority interest	—	150	—	150

Net loss	$(17,600)	$(6,460)	$(28,244)	$(19,171)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance, December 31, 2006	$594,230	$(50,689)	$543,541
Stock-based compensation expense	2,043	—	2,043
Partnership distributions	(430)	—	(430)
Net loss	—	(28,244)	(28,244)

Balance, June 30, 2007	$595,843	$(78,933)	$516,910

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,244)	$(19,171)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	200	475
Minority interest	—	(150)
Depreciation and amortization	31,582	33,932
Amortization of deferred financing costs	1,346	1,311
Provisions for losses on receivables	3,584	2,214
Stock-based compensation expense	2,043	3,002
Valuation allowance - CRDA investments	1,952	2,084
Gain on sale of assets	(366)	—
Other	(120)	(54)
Changes in operating assets and liabilities:
Increase in receivables	(5,410)	(1,535)
Decrease (increase) in inventories	1,022	(825)
Increase in other current assets	(3,142)	(7,957)
Decrease in other assets	3,184	1,388
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	18,066	(9,148)
Increase in accrued interest payable	2,500	1,637
Decrease in other long-term liabilities	(357)	(1,036)

Net cash flows provided by operating activities	27,840	6,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(122,758)	(54,053)
Capitalized interest on construction in process	(1,466)	(267)
Increase in restricted cash	(73,403)	(1,065)
Purchases of CRDA investments, net	(6,305)	(6,424)

Net cash flows used in investing activities	(203,932)	(61,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	23,000	—
Borrowings under term loan	147,375	—
Repayments of long-term debt	(8,455)	(17,843)
Partnership distributions	(440)	(3,420)
Other	—	312

Net cash flows provided by (used in) financing activities	161,480	(20,951)

Net decrease in cash and cash equivalents	(14,612)	(76,593)
Cash and cash equivalents at beginning of period	99,094	228,550

Cash and cash equivalents at end of period	$84,482	$151,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61,593	$62,388
Cash paid for income taxes	—	525
Equipment purchased under capital leases	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	7	(1,020)
Increase in accounts payable for accrued purchases of property and equipment	5,305	—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	Organization

Organization — The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 26.2% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.7% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

The term “Predecessor Company” refers to the Company and it subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Trump ONE Unified Player’s Program

In June 2007, we implemented the Trump ONE unified player’s program (“Trump ONE”), our new, company-wide customer loyalty program. Under Trump ONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the Trump ONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. During June 2007, we accrued $4,261 of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(4)	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
Long-term debt:
Senior Secured Credit Facility:
Senior Secured Line of Credit, expires May 20, 2010 interest payable at least quarterly at either LIBOR or prime plus a margin (7.8% at June 30, 2007)	$23,000	$—
Term Loans, mature May 20, 2012, interest and principal payments due quarterly at either LIBOR and/or prime plus a margin (7.9% at June 30, 2007)	294,000	147,750

	317,000	147,750
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,962
Other:
Capitalized lease obligations, payments due at various dates from 2006 through 2009, secured by slot and other equipment, interest at 4.3% to 16.7%	3,391	10,721

Total long-term debt	1,569,360	1,407,433
Less: current maturities	(6,250)	(11,263)

Long-term debt, net of current maturities	$1,563,110	$1,396,170

Senior Secured Credit Facility — On May 20, 2005, TER and TER Holdings entered into an agreement for a $500,000 senior secured credit facility (the “Credit Facility”) with a group of lenders. Pursuant to the Credit Facility, as amended, the lenders have agreed to provide TER Holdings (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on May 20, 2005, the effective date (the “Effective Date”) of our Second Amended and Restated Joint Plan of Reorganization, dated March 30, 2005, as amended (the “Plan”), and (iii) a delayed draw term loan facility in the amount of $150,000, which is restricted to fund construction of a new hotel tower at Trump Taj Mahal. The Credit Facility, as amended, also includes a sub-facility for letters of credit in an amount of up to $75,000.

During the quarter ended June 30, 2007, we borrowed $147,375 under the delayed draw term loan facility. As required under the terms of the Credit Facility, the proceeds from the delayed draw term loan facility are being used in connection with the construction of the new hotel tower at Trump Taj Mahal. At June 30, 2007, unused proceeds from the delayed draw term loan totaling $100,778 are reflected as long-term restricted cash. The term loans mature on May 20, 2012, and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year.

At June 30, 2007, there was $23,000 outstanding under the revolving portion of the Credit Facility. The revolving portion of the Credit Facility may be used to fund ongoing working capital requirements of TER Holdings and its subsidiaries and other general corporate purposes. The revolving credit facility matures on May 20, 2010. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Facility, totaled $7,983 at June 30, 2007. At June 30, 2007, subject to the limitations imposed by our debt incurrence covenant, remaining availability under the Credit Facility was approximately $156,000.

Borrowings under the Credit Facility are secured by a first priority security interest on substantially all the assets of TER Holdings and its subsidiaries. TER Holdings’ obligations under the Credit Facility are guaranteed by us and each of our direct and indirect subsidiaries, except for a minor non-guarantor subsidiary. We and our subsidiaries are subject to a number of affirmative and negative covenants and must comply with certain financial covenants including maintenance of a leverage ratio of 8.75 to 1, a first lien coverage ratio of 2.25 to 1 and an interest coverage ratio of 1.35 to 1. The Credit Facility restricts our ability to make certain investments, distributions or pay dividends. At June 30, 2007, we were in compliance with our covenants.

Senior Secured Notes — On the Effective Date, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). The Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,020 of the Senior Secured Notes were returned to us under the terms of the Plan and retired on May 20, 2006. During June 2007, we were notified by our bond trustee of the issuance of $7 in additional Senior Notes as a result of a clerical adjustment in the original issuance. As such, we recorded additional outstanding Senior Notes and increased our goodwill by $7 as these notes were issued as a part of our reorganization.

$730,000 of the aggregate principal amount of the Senior Notes is nonrecourse to the issuers and to the partners of TER Holdings (the “Qualified Portion”). $520,000 of the aggregate principal amount of the Senior Notes is recourse to the issuers and to TER, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”).

The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis no less frequently than annually based on certain tax considerations, provided that in no event will the Qualified Portion exceed $730,000 in aggregate principal amount of Senior Notes.

TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. All other subsidiaries of TER Holdings, except a minor non-guarantor subsidiary (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding have no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented.

The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the Credit Facility and certain permitted prior liens. The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and the Guarantors are subject to limitations on the incurrence of additional indebtedness and payment of dividends.

The Senior Notes rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the Credit Facility.

(5)	Earnings Per Share

The computations of basic and diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net loss	$(13,454)	$(4,934)	$(21,587)	$(14,657)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding including Class A Warrants	31,102,062	30,986,181	31,076,674	30,857,259

Basic and diluted net loss per share	$(0.43)	$(0.16)	$(0.69)	$(0.48)

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share for the period from January 1, 2006 through May 20, 2006 as there were no events precluding their eventual issuance on May 20, 2006.

For the three and six months ended June 30, 2007 and 2006, potentially dilutive common shares excluded from the computation of diluted loss per share due to anti-dilution are as follows:

Exchangeable limited partnership interest	9,377,484
Ten year warrants	1,446,706
Employee stock options	300,000

Total	11,124,190

(6)	Stock-based Compensation Plans

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock have been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense for our stock option and restricted stock awards of $1,007 and $2,043 for the three and six months ended June 30, 2007, respectively, and $1,522 and $3,002 for the three and six months ended June 30, 2006, respectively.

Restricted Stock — At June 30, 2007, there were 311,718 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $2,571. The weighted-average remaining contractual life of outstanding restricted stock grants at June 30, 2007 was 1.2 years.

Stock Options — At June 30, 2007, there were 300,000 stock options outstanding which vest in equal increments on July 31, 2008, 2009 and 2010. At June 30, 2007, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $1,308.

(7)	Income Taxes

Our income tax provision is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current - federal	$—	$—	$—	$—
Deferred - federal	—	—	—	—

Provision for federal income taxes	—	—	—	—

Current - state	—	1,289	—	2,356
Deferred - state	—	—	—	—

Provision for state income taxes	—	1,289	—	2,356

Non-cash charge in lieu of taxes	—	50	200	475

	$—	$1,339	$200	$2,831

For the six months ended June 30, 2007 and 2006, our goodwill has been reduced by $200 and $475, respectively, for our non-cash charge in lieu of taxes.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosures and transition.

At June 30, 2007, we had unrecognized tax benefits of approximately $29,700 (including interest) of which $6,900 would affect our effective tax rate, if recognized. The application of FIN 48 did not have an impact on stockholders’ equity or partners’ capital on the date of adoption. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $7,765 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the six months ended June 30, 2007, we recognized approximately $1,045 in potential interest associated with uncertain tax positions. At June 30, 2007, we had approximately $5,420 accrued for the payment of interest on uncertain tax positions. To the extent the Reorganized Company’s interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent the Predecessor Company’s interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and the impact will reduce goodwill.

Federal and State Income Tax Audits

Tax years 1997 through 2006 remain subject to examination by U.S. and state tax jurisdictions. Certain of our subsidiaries are currently involved in examinations with the Internal Revenue Service (the “IRS”) concerning their federal partnership income tax returns for the tax years 2002 through 2004. While any adjustments resulting from this examination could affect their specific state income tax returns, we do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

At June 30, 2007, we have recorded a net receivable of $680 to reflect Trump Indiana’s expected federal refunds (including interest) related to Trump Indiana’s settlement with the IRS for the years 1996 through 2004 and the impact of the settlement on the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”). Additionally, we have accrued a liability of $5,430 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2007, we have accrued $24,800 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $440 during the six months ended June 30, 2007 and has recorded distributions payable of $250 as of June 30, 2007. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of any of our existing casino properties. The amount of these indemnification payments would be sufficient in amount to cover the impact of any such disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 in the aggregate and would only be due if Mr. Trump would not consent to any applicable transaction.

(8)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations — Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

At June 30, 2007, our qualifying CRDA investments include approximately $1,500 in non-performing bonds, net of a reserve of $700. These bonds are collateralized by equipment and real property. We record interest income on non-performing bonds as cash interest payments are received. We continue to evaluate the collectibility of these bonds. Future events may result in the need to record additional reserves relating to our investment in these bonds.

NJSEA Subsidy Agreement — On April 12, 2004, the casinos located in Atlantic City (the “Casinos”), including our Atlantic City casinos, executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 in cash over four years to the NJSEA in four annual installments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. We estimate our portion of the industry obligation at approximately 23%.

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree). Violation of the moratorium terminates the NJSEA Subsidy Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

CAFRA Agreement — Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates, one of our Predecessor Company’s former subsidiaries, obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2007. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Property Tax Assessments — Trump Taj Mahal, Trump Plaza and Trump Marina have appealed property tax assessments for various tax years through 2007. We have entered into settlement discussions; however, we are unable to predict the amount, if any, or timing of the resolution of such property tax appeals.

(9)	Legal Proceedings

Chapter 11 Cases — Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed, oral argument occurred, and further briefing was ordered. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. We have filed a notice of appeal to the United States Circuit Court of Appeals and the Court has ordered a briefing schedule.

We and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify our employees and our directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey. Our operating results have been impacted by increased competition in adjoining states, smoking restrictions under state and local legislation and the implementation of Trump ONE, our new unified player’s program.

Increased Competition — During 2007, the Atlantic City gaming market has experienced a decline in gaming revenues attributable to increased competition from the introduction of new gaming capacity in Pennsylvania and New York. Specifically, new slots-only casinos opened in Bensalem and Chester, Pennsylvania (both in the Philadelphia market) and Wilkes-Barre, Pennsylvania with a total of approximately 5,100 slot machines. In addition, in late 2006 Yonkers Raceway opened its approximately 4,100 video lottery terminal facility.

For the quarter ended June 30, 2007, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 5.8% overall, while slot revenues decreased 8.1% compared to the second quarter of 2006. During the second quarter of 2007, we experienced an 8.7% decrease in overall gross gaming revenue and an 11.3% decrease in slot revenue compared to the prior-year period. Gaming revenues within the Atlantic City market were further impacted by increased promotional spending by our competitors in response to the increased competition and decrease in gaming revenues.

For the six months ended June 30, 2007, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 4.0% overall, while slot revenues decreased 6.5% compared to the first six months of 2006. During the six months ended June 30, 2007, we experienced a 5.3% decrease in overall gross gaming revenue and an 8.1% decrease in slot revenue compared to the prior-year period.

Smoking Restrictions — On April 15, 2007, smoking restrictions became effective under an Atlantic City ordinance which extended smoking restrictions under the New Jersey Smoke-Free Air Act. Under the Atlantic City ordinance, casinos may operate up to 25% of the casino floor as a smoking area. While the ordinance does not currently require physical separation of smoking and non-smoking areas, future provisions of the ordinance require construction plans for such physical separation to be submitted for state approval by September 15, 2007. Compliance with such additional provisions pertaining to physical separation would require additional capital expenditures and modifications to our casino floors or, in the absence of such physical separation, our casino floor would be required to be 100% smoke-free.

While we are unable to quantify the impact of these smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues as our competition in adjacent states continues to permit smoking.

Trump ONE — In June 2007, we implemented Trump ONE, our new, company-wide customer loyalty program. Under the Trump ONE program, our customers are able to accumulate comp dollars based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. During June 2007, upon implementation of Trump ONE, we recognized $4.3 million of gaming expense to record the initial comp dollar liability, including consideration of estimated forfeitures.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gaming revenues
Trump Taj Mahal	$122.0	$132.1	$244.0	$253.1
Trump Plaza	68.2	76.9	132.4	144.3
Trump Marina	58.9	64.0	116.9	123.5

Total	$249.1	$273.0	$493.3	$520.9

Net revenues
Trump Taj Mahal	$119.2	$125.3	$237.6	$242.7
Trump Plaza	67.6	70.0	129.2	133.4
Trump Marina	57.4	60.7	111.7	117.6

Total	$244.2	$256.0	$478.5	$493.7

Income (loss) from operations
Trump Taj Mahal	$16.6	$19.8	$37.2	$36.5
Trump Plaza	3.4	4.7	5.5	7.7
Trump Marina	3.5	8.7	7.9	15.3
Corporate and development	(10.4)	(8.8)	(17.9)	(16.8)

Total	$13.1	$24.4	$32.7	$42.7

Depreciation and amortization
Trump Taj Mahal	$7.4	$8.5	$14.1	$16.9
Trump Plaza	4.8	5.2	9.6	9.8
Trump Marina	4.0	3.6	7.7	7.1
Corporate and development	0.1	—	0.2	0.1

Total	$16.3	$17.3	$31.6	$33.9

Comparison of Three-Month Periods Ended June 30, 2007 and 2006.

Each of our properties’ operating results were as follows:

Trump Taj Mahal — Gaming revenues decreased $10.1 million primarily due to a $9.6 million decline in slot revenues. Net revenues declined $6.1 million from $125.3 million to $119.2 million as the decrease in gaming revenues was partially offset by a $4.1 million decrease in promotional allowances. The decrease in promotional allowances reflects the lower gaming revenues and a reduction in promotional offers to less profitable customer segments. Income from operations decreased $3.2 million due to the $6.1 million decrease in net revenues offset by a $2.9 million net decrease in operating expenses. Changes in operating expenses included decreases in payroll and related costs of $2.8 million, gaming taxes of $0.8 million corresponding to decreased gaming revenues, entertainment expenses of $0.8 million and depreciation of $1.2 million. These decreases were partially offset by net increases in promotional and advertising expenses of $1.6 million primarily associated with the introduction of Trump ONE, provisions for uncollectible accounts of $0.5 million and $0.6 million in other expenses. The lower depreciation expense was primarily due to certain fixed assets being fully depreciated as of the end of 2006.

Trump Plaza — Gaming revenues decreased $8.7 million due to a $7.3 million decline in slot revenues and a $1.4 million decline in table revenues. Net revenues decreased $2.4 million from $70.0 million to $67.6 million as the lower gaming revenues were partially offset by lower promotional allowances of $5.4 million and a $1.5 million increase in rooms revenue. Reductions in promotional allowances reflect the impact of decreased gaming revenues, as well as reductions in hotel room comps and promotions offered to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield. Total costs and expenses decreased $1.1 million primarily due to decreased payroll expenses of $1.6 million, reduced gaming tax expense of $0.7 million corresponding to lower casino revenues, offset by net increases in promotional and advertising expenses of $0.3 million primarily associated with the introduction of Trump ONE, $0.4 million in increased provisions for uncollectible accounts and $0.5 in other increased expenses.

Trump Marina — Gaming revenues decreased $5.1 million due to a $5.9 million decline in slot revenues and an increase of $0.8 million table games revenues. Net revenues decreased $3.3 million from $60.7 million to $57.4 million as the decline in gaming revenues was partially offset by a $1.4 million decrease in promotional allowances and a $0.4 million net increase in rooms, food and beverage and other revenues. Income from operations decreased by $5.2 million as a result of the decrease in net revenues and a $1.9 million increase in operating costs primarily due to increases in promotional and advertising expenses of $1.3 million primarily associated with the introduction of Trump ONE and higher depreciation expense.

Corporate and Development — Corporate and development expenses increased $1.6 million to $10.4 million from $8.8 million principally due to $1.1 million in costs associated with the evaluation of strategic options and $1.2 million in severance costs offset by a reduction in development costs of $1.3 million to $0.1 million.

Our other overall costs were as follows:

Interest Income — Interest income decreased by $1.0 million from the comparable period in 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditure and interest obligations.

Interest Expense — Interest expense of $32.5 million for the three months ended June 30, 2007 and $32.5 million for the three months ended June 30, 2006, was net of capitalized interest of $0.7 million and $0.3 million, respectively. While net interest expense remained relatively unchanged, components of interest expense reflect increases primarily associated with increased borrowings under the Credit Facility and decreased interest expense reflecting repayment of capital lease obligations.

Provision for Income Taxes — The 2007 income tax provision does not include a current state income tax provision due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006. There was no charge in lieu of income taxes recorded during the three months ended June 30, 2007. The provision in 2006 includes a non-cash charge in lieu of taxes of $0.1 million and a current state income tax provision of $1.2 million.

Comparison of Six-Month Periods Ended June 30, 2007 and 2006.

Each of our properties’ operating results were as follows:

Trump Taj Mahal — Gaming revenues decreased $9.1 million resulting primarily from a $12.6 million decline in slot revenues offset by an increase in table and other gaming revenues of $3.5 million. Net revenues declined $5.1 million from $242.7 million to $237.6 million due to the lower gaming revenues and a $1.5 million decrease in food, beverage and other revenues partially offset by a $4.4 million decrease in promotional allowances and a $1.1 million increase in hotel room revenues. The decrease in promotional allowances and food, beverage and other revenues reflects the decrease in gaming activity as well as a reduction in promotional offers to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield. Although net revenues decreased $5.1 million, income from operations increased $0.7 million primarily due to expense reductions in payroll costs of $5.7 million, entertainment expenses of $0.7 million and depreciation expense of $2.8 million offset by a net increase in promotional and advertising expenses of $2.7 million primarily associated with the introduction of Trump ONE and increases of $0.7 million in bad debt provisions. The lower depreciation expense was primarily due to certain fixed assets being fully depreciated as of the end of 2006.

Trump Plaza — Gaming revenues decreased $11.9 million reflecting a decline in slot revenues of $12.6 million and an increase in table revenues of $0.7 million. Net revenues decreased $4.2 million principally due to the lower gaming revenues and decreases in food and beverage revenues of $1.5 million partially offset by reduced promotional allowances of $7.4 million and an increase in rooms revenue of $2.1 million. Reductions in promotional allowances reflect the impact of decreased gaming revenues, as well as reductions in hotel room comps and promotional offers to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield. Total costs and expenses decreased $2.0 million primarily due to lower payroll expenses of $3.1 million and reduced gaming taxes of $0.9 million, offset by increased insurance and property taxes of $0.6 million, bad debt provisions of $0.5 million and a net increase of $0.5 million in promotional and advertising expenses primarily associated with the introduction of Trump ONE.

Trump Marina — Net revenues decreased $5.9 million reflecting a $6.6 million decline in gaming revenues, primarily due to a $6.4 million decrease in slot revenues and a $0.6 million increase in hotel rooms revenues. The decrease in net revenues and a $1.5 million increase in operating costs resulted in a $7.4 million decrease in income from operations. The increase in operating costs was primarily due to a net increase in promotional and advertising expense of $2.3 million primarily associated with the introduction of Trump ONE and increased depreciation expense of $0.6 million partially offset by payroll reductions of $1.2 million.

Corporate and Development — Corporate and development expenses increased $1.1 million to $17.9 million from $16.8 million due to a $1.9 million increase in professional fees principally resulting from costs associated with our strategic review, a $0.8 million increase in severance costs and $0.4 million in other expenses, offset by a reduction in development costs of $2.0 million to $0.3 million.

Our other overall costs were as follows:

Interest Income — Interest income decreased by $2.6 million from the comparable period in 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditures and interest obligations.

Interest Expense — Interest expense of $64.0 million for the six months ended June 30, 2007 and $65.0 million for the six months ended June 30, 2006, was net of capitalized interest of $1.5 million and $0.3 million, respectively. In addition to increased capitalized interest reflecting capitalized construction costs primarily associated with the new hotel tower at the Trump Taj Mahal, components of interest expense reflect increases in interest expense primarily associated with increased borrowings under the Credit Facility and decreased interest expense reflecting the repayment of capital lease obligations.

Provision for Income Taxes — The provision for income taxes in 2007 reflects a non-cash charge in lieu of taxes of $0.2 million. The provision in 2006 includes a non-cash charge in lieu of taxes of $0.5 million and a current state income tax provision of $2.3 million. The 2007 income tax provision does not include a current state income tax provision due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we generated $27.9 million in cash flows from operating activities compared to $6.2 million during the six months ended June 30, 2006. The increase in cash flows from operations is principally a result of changes in working capital requirements.

Cash flow used in investing activities was $203.9 million during the six months ended June 30, 2007 compared to $61.8 million during the six months ended June 30, 2006. Significant investing activities for 2007 include capital expenditures of $122.8 million, including $21.6 million for the Trump Taj Mahal hotel tower construction, and net increases in our restricted cash of $73.4 million, while the majority of investing activities during 2006 were capital expenditures. Our increase in restricted cash reflects $147.4 million in funds borrowed under our delayed draw term loan, which is restricted for use in payment of expenditures associated with construction of the Trump Taj Mahal hotel tower, net of cash payments made from inception of construction to June 30, 2007 of $46.6 million and proceeds of $27.4 million received from an escrow account following our settlement of certain income tax matters related to our sale of Trump Indiana in December 2005.

During the six months ended June 30, 2007, our cash flows provided by financing activities of $161.5 million consisted of borrowings under the revolving Credit Facility and delayed draw term loan of $23.0 million and $147.4 million, respectively, and repayments of $7.3 million of our capital lease obligations and $1.1 million of our outstanding term loans. Our financing activities for 2006 included repayments of $17.1 million of our capital lease obligations and $0.7 million of outstanding term loans. We also paid $0.4 million and $2.7 million in partnership distributions to Mr. Trump during the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, we had approximately $85.4 million in cash and cash equivalents. In addition to our cash and cash equivalents, we had $100.8 million cash which is restricted to fund the construction of the new tower at Trump Taj Mahal.

Cash flows from the operating activities of our casino properties along with borrowings under our revolving credit facility generally constitute our primary source of liquidity. Since our reorganization, our cash flows have generally been sufficient to fund operations and make interest payments when due.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. Construction continues on an estimated $255 million new 786-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We currently expect to open approximately 20 floors of the tower—approximately 400 rooms—by Labor Day weekend 2008, with the remainder of the building opening in phases through the conclusion of 2008.

Since our reorganization, cash on hand, available borrowing capacity and cash flows from operations have been sufficient to fund our operating, capital expenditure and debt service obligations. While we believe our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations, and the timing of our capital expenditures depend on a number of factors including existing cash on hand, cash flows generated by our operating subsidiaries, the impact of competition on our operating results and maintaining compliance with our debt covenants. In addition, if we decide to pursue additional capital projects, we will need to obtain additional financing in the future.

Failure to improve our operating results or maintain or achieve various other financial performance levels could diminish our ability to meet financial covenants, obtain additional funds or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed on us under the Credit Facility and the indenture governing the Senior Notes, we cannot provide assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

At June 30, 2007, there was $23.0 million outstanding under our revolving credit facility and $294.0 million of term loans outstanding under our Credit Facility. Outstanding letters of credit, which reduce available borrowings under the Credit Facility, totaled $8.0 million. As of August 7, 2007, subject to the limitations imposed by our debt incurrence covenant, remaining availability under the Credit Facility was approximately $156 million. We also had outstanding $1,249.0 million of Senior Notes.

Under the terms of our Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. In addition, we must comply with certain financial covenants, including the ratio of consolidated indebtedness to EBITDA, consolidated first lien debt to EBITDA and EBITDA to cash interest expense. We were in compliance with such covenants as of June 30, 2007.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. In addition, the terms of TER’s subsidiaries’ indebtedness limit the payment of dividends and other distributions to TER under many circumstances. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the CCC.

Contractual Obligations

Contractual obligations, as of June 30, 2007, mature as follows (in millions):

	One year and less	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$3.0	$29.0	$285.0	$1,249.0	$1,566.0
Interest on long-term debt (1)	130.9	260.2	241.4	256.6	889.1
Construction commitments (2)	181.0	39.0	—	—	220.0
Services Agreement (3)	2.0	4.0	1.8	—	7.8
Capital leases	3.8	0.1	—	—	3.9
Operating leases	7.6	11.1	6.6	77.4	102.7

Total	$328.3	$343.4	$534.8	$1,583.0	$2,789.5

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, required principal repayments and interest rates at June 30, 2007.

(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, between the Company and Trump Organization LLC, an entity controlled by Mr. Trump.

(3)	Represents obligations under a services agreement between the Company and Mr. Trump.

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Critical Accounting Estimates

General — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill and Intangible Assets — We had approximately $226.3 million of goodwill and $204.0 million of intangible assets recorded on our balance sheet at June 30, 2007. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment — Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2007, we had approximately $1,635.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Trump ONE Liability — Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2007, $4.5 million was accrued related to comp dollars and $1.9 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals — Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes — We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charges in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed rate and variable rate borrowings.

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations.

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Variable rate debt maturities	$1.5	$3.0	$3.0	$26.0	$3.0	$280.5	$317.0
Average interest rate	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 9 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting held on May 2, 2007, shareholders reelected Donald J. Trump, Morton E. Handel and James B. Perry as Class III directors and ratified the appointment of Ernst & Young as the Company’s independent registered public accounting firm for the year ending December 31, 2007. Holders of 39.7 million shares participated in the election, representing over 98% of the shares eligible to vote. The election results were as follows:

1.	Election of Directors:

	For	Withheld
Morton E. Handel	39,674,439	75,018
James B. Perry (1)	39,520,568	228,889
Donald J. Trump	39,464,186	285,271

2.	To ratify the Board’s appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

For	Withheld	Abstain
39,441,117	290,121	18,219

The results reflect an approval rate of over 99% of the votes cast.

(1)	Mr. Perry notified the Company on June 13, 2007 of his retirement from the Board of Directors on July 1, 2007. See our Form 8-K dated June 13, 2007 regarding Mr. Perry’s retirement.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 8, 2007	By:	/S/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: August 8, 2007	By:	/S/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: August 8, 2007	By:	/S/ DALE R. BLACK
Dale R. Black Executive Vice President and Chief Financial Officer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002