Form 10-Q
period 2008-03-31
TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2008-05-12
CIK 943323, 943320, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

Delaware Delaware Delaware	1-13794 33-90786 33-90786-01	13-3818402 13-3818407 13-3818405

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

15 South Pennsylvania Avenue

Atlantic City, New Jersey 08401

(609) 449-5866

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

Trump Entertainment Resorts, Inc.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Trump Entertainment Resorts Holdings, L.P.

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-Accelerated Filer  ☒     Smaller Reporting Company  ☐

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 9, 2008, there were 31,715,876 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$125,597	$121,309
Accounts receivable, net	42,998	45,053
Accounts receivable, other	6,091	6,366
Property taxes receivable	3,837	—
Inventories	11,558	11,235
Deferred income taxes	7,421	7,421
Prepaid expenses and other current assets	9,469	13,644

Total current assets	206,971	205,028

Net property and equipment	1,668,791	1,630,453
Other assets:
Restricted cash	9,667	52,702
Goodwill	145,216	145,216
Trademarks	91,357	91,357
Intangible assets, net	5,601	5,918
Deferred financing costs, net	17,020	17,725
Property taxes receivable	15,181	18,782
Other assets, net	72,228	64,030

Total other assets	356,270	395,730

Total assets	$2,232,032	$2,231,211

Current liabilities:
Accounts payable	$54,559	$59,741
Accrued payroll and related expenses	27,089	25,642
Income taxes payable	8,248	8,195
Partnership distribution payable	180	250
Accrued interest payable	44,562	18,102
Self-insurance reserves	16,460	13,016
Other current liabilities	33,949	39,047
Current maturities of long-term debt	4,478	5,646

Total current liabilities	189,525	169,639

Long-term debt, net of current maturities	1,643,212	1,638,300
Deferred income taxes	100,159	100,159
Other long-term liabilities	31,707	31,853
Minority interest	59,153	64,892
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,680,876 and 31,071,021 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	32	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	460,608	460,053
Accumulated deficit	(252,364)	(233,716)

Total stockholders’ equity	208,276	226,368

Total liabilities and stockholders’ equity	$2,232,032	$2,231,211

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming	$238,067	$244,119
Rooms	19,810	18,276
Food and beverage	27,239	25,469
Other	10,214	7,422

	295,330	295,286
Less promotional allowances	(67,701)	(61,007)

Net revenues	227,629	234,279
Costs and expenses:
Gaming	114,208	111,819
Rooms	4,060	3,420
Food and beverage	10,921	10,734
General and administrative	67,633	65,993
Corporate and development	5,571	6,814
Corporate-related party	664	608
Depreciation and amortization	17,121	15,266

	220,178	214,654

Income from operations	7,451	19,625
Non-operating income (expense):
Interest income	2,031	1,383
Interest expense	(33,860)	(31,442)

	(31,829)	(30,059)

Loss before income taxes and minority interests	(24,378)	(10,434)
Provision for income taxes	—	(200)
Minority interest	5,730	2,501

Net loss	$(18,648)	$(8,133)

Net loss per share:
Basic and diluted	$(0.59)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	31,548,391	31,050,453

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$226,368
Stock-based compensation expense, net of minority interest of $171	—	—	—	—	555	—	555
Issuance of restricted stock, net of forfeitures	609,855	1	—	—	—	—	1
Net loss	—	—	—	—	—	(18,648)	(18,648)

Balance, March 31, 2008	31,680,876	$32	900	$—	$460,608	$(252,364)	$208,276

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,648)	$(8,133)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Non-cash charge in lieu of income taxes	—	200
Minority interest in net loss	(5,730)	(2,501)
Depreciation and amortization	17,121	15,266
Accretion of interest income related to property tax settlement	(235)	—
Amortization of deferred financing costs	705	672
Provisions for losses on receivables	1,613	1,642
Stock-based compensation expense	727	1,036
Valuation allowance - CRDA investments	1,012	672
Gain on sale of assets	(37)	(301)
Changes in operating assets and liabilities:
Decrease in receivables	717	2,796
(Increase) decrease in inventories	(323)	465
Decrease in prepaid expenses and other current assets	4,175	3,734
(Increase) decrease in other assets	(2,245)	1,168
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(688)	5,735
Increase in accrued interest payable	26,460	27,166
Decrease in other long-term liabilities	(146)	(255)

Net cash flows provided by operating activities	24,478	49,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(51,320)	(57,199)
Capitalized interest on construction in process	(2,433)	(757)
Decrease in restricted cash	39,035	48
Purchases of CRDA investments, net	(2,966)	(3,202)

Net cash flows used in investing activities	(17,684)	(61,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(983)	(375)
Repayments of other long-term debt	(1,273)	(4,566)
Partnership distributions	(250)	(260)

Net cash flows used in financing activities	(2,506)	(5,201)

Net increase (decrease) in cash and cash equivalents	4,288	(16,949)
Cash and cash equivalents at beginning of period	121,309	100,007

Cash and cash equivalents at end of period	$125,597	$83,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,288	$4,361
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,000	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(4,648)	3,615

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$124,638	$120,357
Accounts receivable, net	42,998	45,053
Accounts receivable, other	6,091	6,366
Property taxes receivable	3,837	—
Inventories	11,558	11,235
Deferred income taxes	1,183	1,183
Prepaid expenses and other current assets	9,469	13,644

Total current assets	199,774	197,838

Net property and equipment	1,668,791	1,630,453
Other assets:
Restricted cash	9,667	52,702
Goodwill	76,362	76,362
Trademarks	91,357	91,357
Intangible assets, net	5,601	5,918
Deferred financing costs, net	17,020	17,725
Property taxes receivable	15,181	18,782
Other assets, net	72,228	64,030

Total other assets	287,416	326,876

Total assets	$2,155,981	$2,155,167

Current liabilities:
Accounts payable	$54,559	$59,741
Accrued payroll and related expenses	27,089	25,642
Income taxes payable	8,248	8,195
Accrued partner distributions	180	250
Accrued interest payable	44,562	18,102
Self-insurance reserves	16,460	13,016
Other current liabilities	33,949	39,047
Current maturities of long-term debt	4,478	5,646

Total current liabilities	189,525	169,639

Long-term debt, net of current maturities	1,643,212	1,638,300
Deferred income taxes	26,198	26,198
Other long-term liabilities	31,703	31,849
Partners’ capital
Partners’ capital	596,806	596,259
Accumulated deficit	(331,463)	(307,078)

Total partners’ capital	265,343	289,181

Total liabilities and partners’ capital	$2,155,981	$2,155,167

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming	$238,067	$244,119
Rooms	19,810	18,276
Food and beverage	27,239	25,469
Other	10,214	7,422

	295,330	295,286
Less promotional allowances	(67,701)	(61,007)

Net revenues	227,629	234,279
Costs and expenses:
Gaming	114,208	111,819
Rooms	4,060	3,420
Food and beverage	10,921	10,734
General and administrative	67,633	65,993
Corporate and development	5,571	6,814
Corporate-related party	664	608
Depreciation and amortization	17,121	15,266

	220,178	214,654

Income from operations	7,451	19,625
Non-operating income (expense):
Interest income	2,024	1,373
Interest expense	(33,860)	(31,442)

	(31,836)	(30,069)

Loss before income taxes	(24,385)	(10,444)
Provision for income taxes	—	(200)

Net loss	$(24,385)	$(10,644)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance, December 31, 2007	$596,259	$(307,078)	$289,181

Stock-based compensation expense, net of forfeitures	727	—	727

Partnership distributions	(180)	—	(180)

Net loss	—	(24,385)	(24,385)

Balance, March 31, 2008	$596,806	$(331,463)	$265,343

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,385)	$(10,644)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred and non-cash charge in lieu of income taxes	—	200
Depreciation and amortization	17,121	15,266
Amortization of deferred financing costs	705	672
Accretion of interest income related to property tax settlement	(235)	—
Provisions for losses on receivables	1,613	1,642
Stock-based compensation expense	727	1,036
Valuation allowance - CRDA investments	1,012	672
Gain on sale of assets	(37)	(301)
Changes in operating assets and liabilities:
Increase in receivables	717	2,796
(Increase) decrease in inventories	(323)	465
Decrease in prepaid expenses and other current assets	4,175	3,734
(Increase) decrease in other assets	(2,245)	1,168
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(688)	5,735
Increase in accrued interest payable	26,460	27,166
Decrease in other long-term liabilities	(146)	(255)

Net cash flows provided by operating activities	24,471	49,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(51,320)	(57,199)
Capitalized interest on construction in process	(2,433)	(757)
Decrease in restricted cash	39,035	48
Purchases of CRDA investments, net	(2,966)	(3,202)

Net cash flows used in investing activities	(17,684)	(61,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(983)	(375)
Repayments of other long-term debt	(1,273)	(4,566)
Partnership distributions	(250)	(260)

Net cash flows used in financing activities	(2,506)	(5,201)

Net increase (decrease) in cash and cash equivalents	4,281	(16,959)
Cash and cash equivalents at beginning of period	120,357	99,094

Cash and cash equivalents at end of period	$124,638	$82,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,288	$4,361
Cash paid for income taxes	—	—
Equipment purchased under capital leases	6,000	—
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(4,648)	3,615

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	Organization

Organization - The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

TER currently beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests in TER Holdings are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump ownership of an aggregate of approximately 25.8% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.3% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which Mr. Trump’s limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

The term “Predecessor Company” refers to the Company and it subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 becomes effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated financial statements, including the presentation of minority interests in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is prohibited. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. We adopted SFAS 159 effective January 1, 2008 and did not elect the fair value measurement option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are not yet required to apply the provisions of SFAS 157 include our goodwill and intangible assets and long-lived assets measured at fair value under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 did not impact our consolidated financial statements. We do not expect that the adoption of the deferment provisions of FSP 157-2 will have a material effect on our consolidated financial statements.

(4)	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Long-term debt:
Senior Secured Credit Facility:
Term Loan, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 3.2% (6.2% at March 31, 2008)	$392,267	$393,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates from 2008 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	6,454	1,727

Total long-term debt	1,647,690	1,643,946
Less: current maturities	(4,478)	(5,646)

Long-term debt, net of current maturities	$1,643,212	$1,638,300

Senior Secured Credit Facility - On December 21, 2007, TER and TER Holdings entered into an agreement for a $493,250 senior secured credit facility (the “2007 Credit Facility”). Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the new hotel tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes. The 2007 Credit Facility also provides for the availability of $100,000 of additional funds prior to December 21, 2008, subject to the satisfaction of standard conditions. To the extent amounts available under the 2007 Credit Facility have not been drawn by TER Holdings by December 21, 2008, the lenders will have the option to direct that such amounts be funded to TER Holdings. The 2007 Credit Facility matures on December 21, 2012 and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year. At March 31, 2008, there was $100,000 available under the 2007 Credit Facility. We expect to utilize the additional availability under our 2007 Credit Facility during 2008 to fund operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal.

Borrowings under the 2007 Credit Facility are secured by a first priority security interest in substantially all of the assets of TER Holdings and it subsidiaries. TER Holdings’ obligations under the 2007 Credit Facility are guaranteed by TER and certain of its direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants. The 2007 Credit Facility restricts our ability to make certain distributions or pay dividends. At March 31, 2008, we were in compliance with the covenants.

As required under the terms of the senior secured notes, the proceeds from the 2005 Credit Facility delayed draw term loan facility are being used in connection with the construction of the new hotel tower at Trump Taj Mahal. At March 31, 2008, restricted cash includes $5,285 of unused proceeds from the delayed draw term loan and $4,382 of interest bearing cash collateral for outstanding letters of credit.

Senior Secured Notes - On May 20, 2005, TER Holdings and its wholly-owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) issued $1,250,000 of Senior Secured Notes (“Senior Notes”). The Senior Notes were used to pay distributions under its Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “Plan”). The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,031 of the Senior Secured Notes were returned to us under the terms of the Plan and retired.

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

TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. All other subsidiaries of TER Holdings, except a minor non- guarantor subsidiary (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding have no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented.

The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Facility and certain permitted prior liens. The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and the Guarantors are subject to limitations on the incurrence of additional indebtedness and payment of dividends.

The Senior Notes rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, because amounts borrowed under the 2007 Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes and the guarantees thereof are effectively subordinated to amounts borrowed under the 2007 Credit Facility.

(5)	Earnings Per Share

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2008	2007
Numerator for basic and diluted loss per share:
Net loss	$(18,648)	$(8,133)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,548,391	31,050,453

Basic and diluted net loss per share	$(0.59)	$(0.26)

For the three months ended March 31, 2008 and 2007, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

	Three Months Ended March 31,
	2008	2007
Exchangeable limited partnership interest	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706
Employee stock options	300,000	300,000

Total	11,124,190	11,124,190

(6)	Stock-based Compensation Plans

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

In accordance with the revised provisions of Statement of Financial Accounting Standards (“SFAS”) Statement 123, “Share Based Payment” (“FAS 123R”), we recorded compensation expense, net of forfeitures for our stock option and restricted stock awards of $727 and $1,036 for the three months ended March 31, 2008 and 2007, respectively. Such expense is included in general and administrative expenses.

Restricted Stock – At March 31, 2008, there were 765,650 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $3,001. The weighted-average remaining contractual life of outstanding restricted stock grants at March 31, 2008 was 1.4 years.

There were 657,253 restricted shares issued and 47,398 restricted shares forfeited during the three months ended March 31, 2008.

Stock Options – At March 31, 2008, there were 300,000 stock options outstanding which vest in equal increments on July 31, 2008, 2009 and 2010. At March 31, 2008, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $813.

(7)	Income Taxes

Our income tax provision is as follows:

	Three Months Ended March 31,
	2008	2007
Current - federal	$—	$—
Deferred - federal	—	—

Provision for federal income taxes	—	—

Current - state	—	—
Deferred - state	—	—

Provision for state income taxes	—	—

Non-cash charge in lieu of taxes	—	200

	$—	$200

During the three months ended March 31, 2007, our goodwill was reduced by $200 for our non-cash charge in lieu of taxes.

At March 31, 2008, we had unrecognized tax benefits of approximately $36,200 (including interest) of which $7,100 would affect our effective tax rate, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,248 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the three months ended March 31, 2008 and 2007, we recognized $661 and $645, respectively, in potential interest associated with uncertain tax positions. At March 31, 2008, we had $9,103 accrued for the payment of interest on uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions of the Reorganized Company, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued prior to the reorganization date will be reduced and the impact will reduce goodwill and intangible assets if available, and any remaining amount would be reflected as a reduction of interest expense in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Federal and State Income Tax Audits

Tax years 2005 through 2007 remain subject to examination by the federal tax authority. Tax years 1995 through 2007 remain subject to examination by state tax jurisdictions.

At March 31, 2008, we have accrued $832 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $5,831 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star (the “Stock Purchase Agreement”), TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2008, we have accrued $26,704 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $250 and $260 during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, TER Holdings recorded distributions payable of $180. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump does not consent to the transaction.

(8)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our new, company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. As of March 31, 2008, we had $4,820 accrued for the estimated cost of the outstanding comp dollar liability.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(9)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. During the three months ended March 31, 2008 and 2007, we charged to operations $1,012 and $672, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

NJSEA Subsidy Agreement – In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the new hotel tower presently under construction at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA.

The New Jersey Legislature amended the Casino Control Act effective April 18, 2008 to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment, however, is inoperative until the Casinos execute a new subsidy agreement with the NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period. Presently, the Casinos are negotiating the terms of a new subsidy agreement with the NJSEA and the New Jersey Casino Control Commission is considering regulations to establish procedures by which the Casinos may implement the tax deduction.

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates, one of our Predecessor Company’s former subsidiaries, obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2008. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(10)	Legal Proceedings

Chapter 11 Cases - Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s common stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our Predecessors Company’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Briefing is now complete before that court, and the parties are awaiting the scheduling of oral argument.

Power Plant Litigation - On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. Based on previous rulings the case is presently scheduled to be tried in August 2008. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

We and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey. Our operating results during 2008 have been affected by various factors including competition in adjoining states, smoking restrictions under state and local legislation and a general weakening of the economy. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following:

For the three months ended March 31, 2008, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 6.4% overall, while slot revenues decreased 8.5% compared to the three months ended March 31, 2007. For the three months ended March 31, 2008, we experienced a 3.0% decrease in overall gross gaming revenue and a 2.9% decrease in slot revenue compared to the prior-year period.

Smoking Restrictions - On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. Under the Atlantic City ordinance, casinos must restrict smoking to designated areas of up to 25% of the casino floor. While we are unable to quantify the impact of the current smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking.

During April 2008, Atlantic City’s City Council unanimously approved an amendment to the Atlantic City ordinance which bans smoking entirely on all casino gaming floors and casino simulcasting areas. The amendment to the ordinance allows casinos the option to construct separately ventilated non-gaming smoking lounges. The construction of such lounges must be completed by October 15, 2008. The construction of any such lounges at our casinos will require additional capital expenditures.

The complete ban on smoking in casino and casino simulcasting areas could further adversely affect our gaming revenues and income from operations.

TrumpONE - In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate comp dollars based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items.

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Three Months Ended March 31,
	2008	2007
Gaming revenues
Trump Taj Mahal	$117.9	$121.9
Trump Plaza	66.7	64.2
Trump Marina	53.5	58.0

Total	$238.1	$244.1

Net revenues
Trump Taj Mahal	$114.0	$118.4
Trump Plaza	63.3	61.5
Trump Marina	50.3	54.4

Total	$227.6	$234.3

Income (loss) from operations
Trump Taj Mahal	$12.4	$20.6
Trump Plaza	2.3	2.1
Trump Marina	(0.8)	4.4
Corporate and development	(6.4)	(7.5)

Total	$7.5	$19.6

Depreciation and amortization
Trump Taj Mahal	$8.6	$6.8
Trump Plaza	4.8	4.7
Trump Marina	3.5	3.7
Corporate and development	0.2	0.1

Total	$17.1	$15.3

Comparison of Three-Month Periods Ended March 31, 2008 and 2007.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Gaming revenues decreased $4.0 million due to a $3.8 million decrease in table games revenue and a $0.2 million decrease in slot revenue. A significantly lower table hold percentage during the quarter resulted in the decrease in table games revenue despite a 4.3% increase in table game play. Net revenues decreased $4.4 million due to the decrease in gaming revenues and a $1.3 million increase in promotional coin offers to customers. These decreases in net revenues were partially offset by a $1.4 million increase in cash rooms, food and beverage revenue.

Income from operations decreased $8.2 million due to the decrease in net revenues and a $3.8 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $1.8 million increase in depreciation expense due to the significant retheming projects completed during 2007 and new slot machine inventory on the casino floor; a $0.7 million increase in marketing and entertainment costs; a $0.9 million increase in the cost of goods provided related to TrumpONE point redemptions; and a $1.3 million net increase in other costs and expenses, principally general and administrative expenses. These increases were partially offset by a $0.6 million decrease in gaming taxes and other regulatory fees and a $0.3 million decrease in payroll costs.

Trump Plaza – Net revenues increased $1.8 million due to a $2.5 million increase in gaming revenues and a $1.1 million increase in rooms, food and beverage and other revenues partially offset by a $1.8 million increase in promotional allowances. The increase in gaming revenues reflects a $1.7 million increase in table games revenue and a $0.8 million increase in slot revenue. The increase in rooms, food and beverage and other revenues is principally due to an increase in complimentary goods and services offered to customers as well as the redemption of points earned by patrons under the TrumpONE program.

Income from operations increased $0.2 million as the $1.8 million increase in net revenues was partially offset by a $1.6 million increase in operating expenses. The increase in operating expenses was primarily attributable to: a $0.8 million increase in payroll and related costs due to annual merit increases and higher union benefits and group medical insurance; a $0.7 million increase in marketing and entertainment expenses; and a $0.3 million increase in utility costs. These increases were partially offset by a $0.6 million decrease in gaming-related licenses and fees.

Trump Marina – Net revenues decreased $4.1 million principally due to a $4.5 million decrease in gaming revenues. The decrease in gaming revenues resulted from a $4.0 million, or 9%, decrease in slot revenues and a $0.5 million decrease in table game revenue.

Income from operations decreased $5.2 million due to the decrease in net revenues and an increase in operating costs and expenses. Excluding a $0.3 million gain on the sale of slot machines recognized during the three months ended March 31, 2007, total costs and expenses increased $0.8 million due to increases in promotional and marketing expenses, advertising expenses and the cost of retail items associated with the TrumpONE program and the opening of Trump Exchange during late 2007. These increases were partially offset by lower gaming taxes and regulatory fees.

Corporate and Development – Corporate and development expenses decreased $1.1 million to $6.4 million due to a $0.7 million reduction in payroll and related costs, a $0.6 million decrease in consulting costs and a $0.3 million decrease in stock-based compensation expense. These decreases were offset by a $0.5 million increase in legal costs.

Our other overall costs were as follows:

Interest Income – Interest income was $2.0 million during three-month period ended March 31, 2008 compared to $1.4 million during the three-month period ended March 31, 2007 due to higher average invested cash and cash equivalents due to proceeds received under the 2007 Credit Facility.

Interest Expense – Interest expense increased $2.4 million to $33.9 million for the quarter ended March 31, 2008 principally due to increased borrowings outstanding under the 2007 Credit Facility. Capitalized interest was $2.4 million and $0.8 million during the three months ended March 31, 2008 and 2007, respectively.

Provision for Income Taxes – There was no provision for income taxes recorded during the three months ended March 31, 2008. The provision in 2007 includes a non-cash charge in lieu of taxes of $0.2 million.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our cash flow from operating activities was $24.5 million compared to $49.4 million during the three months ended March 31, 2007. The decrease in cash flows from operations is principally a result of the decline in gaming revenues due to regional competition and an increase in working capital requirements.

Cash flows used in investing activities were $17.7 million during the three months ended March 31, 2008 compared to $61.1 million during the three months ended March 31, 2007. Investing activities during 2008 include capital expenditures of $51.3 million. Capital expenditures include $39.0 million for the construction of the Trump Taj Mahal hotel tower, which corresponds to the decrease in cash restricted for use in payment of expenditures associated with construction of the Trump Taj Mahal hotel tower. Investing activities during 2007 include capital expenditures associated with the Trump Taj Mahal hotel tower construction and renovation projects at our three properties.

During the three months ended March 31, 2008, our cash flows used in financing activities of $2.5 million consisted of repayments of $1.3 million of our capital lease obligations and $1.0 million of our outstanding term loan. Our financing activities during the three months ended March 31, 2007 included repayments of $4.5 million of our capital lease obligations and $0.4 million of our outstanding term loan. We also paid $0.2 million and $0.3 million in partnership distributions to Mr. Trump during the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, we had approximately $125.6 million in cash and cash equivalents. Our cash and cash equivalents do not include $9.7 million in restricted cash representing (i) $5.3 million of unused proceeds from borrowings which are restricted to fund the construction of the new hotel tower at the Taj Mahal and (ii) $4.4 million used to secure outstanding letters of credit.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. Construction continues on an estimated $255 million new 782-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We currently expect to open approximately 20 floors of the tower – approximately 400 rooms – by Labor Day weekend 2008, with the remainder of the building opening in phases through the conclusion of 2008.

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations and the timing of our capital expenditures depend on a number of factors including existing cash on hand, cash flows generated by our operating subsidiaries, particularly cash flows expected to be generated by the new hotel tower at the Taj Mahal, and the impact of competition on our operating results. In addition, if we decide to pursue additional capital projects, we will need to obtain additional financing in the future.

We may from time to time seek to purchase our Senior Notes in open market transactions or privately negotiated transactions. We will evaluate any such transaction in light of prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

At March 31, 2008, there was $392.3 million outstanding under our 2007 Credit Facility. We also had outstanding $1,249.0 million of Senior Notes. As of May 9, 2008, we have an additional $100 million available under the 2007 Credit Facility which must be drawn by December 31, 2008. In 2008, we expect to utilize available cash on hand, cash flow from operations and the additional availability under our 2007 Credit Facility to fund our operating and debt service obligations and capital expenditures, including the completion of the new hotel tower at the Taj Mahal.

Under the terms of our 2007 Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. We were in compliance with such covenants as of March 31, 2008.

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

Contractual Obligations

Contractual obligations, as of March 31, 2008, mature as follows (in millions):

	One year and less	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$3.9	$7.9	$380.5	$1,249.0	$1,641.3
Interest on long-term debt (1)	130.9	272.3	263.8	230.0	897.0
Construction commitments (2)	124.0	2.5	—	—	126.5
Services Agreement (3)	2.0	4.0	0.3	—	6.3
Capital leases	0.5	0.2	0.3	5.5	6.5
Operating leases	8.0	13.8	5.1	76.6	103.5

Total	$269.3	$300.7	$650.0	$1,561.1	$2,781.1

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items; we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 7 to the Condensed Consolidated Financial Statements.

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, future borrowings required under the 2007 Credit Facility, required principal repayments and interest rates at March 31, 2008.
(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, with Trump Organization LLC, an entity controlled by Mr. Trump.
(3)	Represents obligations under a services agreement with Mr. Trump.

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

Critical Accounting Estimates

General - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill and Intangible Assets - We had approximately $145.2 million of goodwill and $97.0 million of intangible assets recorded on our balance sheet at March 31, 2008. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment - Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2008, we had approximately $1,668.8 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

TrumpONE Liability - Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At March 31, 2008, $4.8 million was accrued related to comp dollars and $1.8 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals - Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes - We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2008	2009	2010	2011	2012	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Variable rate debt maturities	$2.9	$3.9	$3.9	$3.9	$377.7	$—	$392.3
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

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

A reference is made to the information contained in Note 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM	6. EXHIBITS

10.1	First Amendment to Credit Agreement, effective December 21, 2007, to the Credit Agreement among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent dated December 21, 2007

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.
(Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: May 12, 2008	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Interim Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	First Amendment to Credit Agreement, effective December 21, 2007, to the Credit Agreement among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent dated December 21, 2007

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002