Form 10-Q
period 2009-03-31
TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS HOLDINGS LP
filed 2009-05-08
CIK 943323, 943320, 943322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	None
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 8, 2009, there were 31,715,876 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of May 8, 2009, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$64,606	$77,210
Accounts receivable, net	41,994	38,579
Accounts receivable, other	5,381	5,162
Property taxes receivable	4,474	3,983
Inventories	5,147	5,938
Deferred income taxes	13,809	13,809
Prepaid expenses and other current assets	13,251	16,863
Assets held for sale	235,674	239,260

Total current assets	384,336	400,804

Net property and equipment	1,470,671	1,480,151

Other assets:
Restricted cash	2,607	2,807
Trademarks	53,212	53,212
Intangible assets, net	3,156	3,408
Deferred financing costs, net	—	14,902
Property taxes receivable	12,122	15,760
Other assets, net	81,886	76,335

Total other assets	152,983	166,424

Total assets	$2,007,990	$2,047,379

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,736,494	$1,737,726
Current maturities of long-term debt	191	194
Accounts payable	32,740	36,714
Accrued payroll and related expenses	22,938	19,888
Income taxes payable	8,348	8,248
Partnership distribution payable	180	—
Accrued interest payable	9,571	8,991
Accrued interest payable, subject to compromise	90,278	62,459
Self-insurance reserves	14,857	14,234
Other current liabilities	29,529	31,839
Liabilities related to assets held for sale	20,311	19,012

Total current liabilities	1,965,437	1,939,305

Long-term debt, net of current maturities	5,896	5,924
Deferred income taxes	67,363	67,363
Other long-term liabilities	26,912	27,083
(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,715,876 and 31,718,376 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	32	32
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	466,987	466,666
Accumulated deficit	(516,074)	(465,919)
Noncontrolling interest in subsidiaries	(8,563)	6,925

Total (deficit) equity	(57,618)	7,704

Total liabilities and (deficit) equity	$2,007,990	$2,047,379

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming	$166,423	$184,622
Rooms	15,889	15,238
Food and beverage	17,949	20,904
Other	6,368	7,645

	206,629	228,409
Less promotional allowances	(51,738)	(51,062)

Net revenues	154,891	177,347

Costs and expenses:
Gaming	81,140	85,706
Rooms	3,042	3,136
Food and beverage	8,549	8,798
General and administrative	47,946	51,597
Corporate and development	4,512	5,571
Corporate - related party	635	664
Depreciation and amortization	14,293	13,607
Reorganization expense	18,812	—

	178,929	169,079

(Loss) income from operations	(24,038)	8,268

Non-operating income (expense):
Interest income	475	1,839
Interest expense	(39,258)	(33,858)

	(38,783)	(32,019)

Loss before income taxes and discontinued operations	(62,821)	(23,751)
Income tax benefit (provision)	—	—

Loss from continuing operations	(62,821)	(23,751)

Loss from discontinued operations:
Trump Marina	(2,742)	(627)
Income tax benefit (provision)	—	—

Loss from discontinued operations	(2,742)	(627)

Net loss	(65,563)	(24,378)
Less: Net loss attributable to noncontrolling interest	(15,408)	(5,730)

Net loss attributable to Trump Entertainment Resorts, Inc.	$(50,155)	$(18,648)

Amounts attributable to Trump Entertainment Resorts, Inc. common stockholders:
Loss from continuing operations, net of tax	$(48,057)	$(18,168)
Discontinued operations, net of tax	(2,098)	(480)

Net loss attributable to Trump Entertainment Resorts, Inc. common stockholders	$(50,155)	$(18,648)

Loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted
Continuing operations	$(1.52)	$(0.58)
Discontinued operations	(0.06)	(0.01)

Basic and diluted loss per share	$(1.58)	$(0.59)

Weighted average shares outstanding - basic and diluted	31,717,098	31,548,391

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders						Noncontrolling Interest	Total Equity (Deficit)
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2008	31,718,376	$32	900	$—	$466,666	$(465,919)	$6,925	$7,704
Stock-based compensation expense	—	—	—	—	321	—	100	421
Partnership distributions	—	—	—	—	—	—	(180)	(180)
Forfeitures of restricted stock	(2,500)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(50,155)	(15,408)	(65,563)

Balance, March 31, 2009	31,715,876	$32	900	$—	$466,987	$(516,074)	$(8,563)	$(57,618)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,563)	$(24,378)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	14,472	17,121
Accretion of interest income related to property tax settlement	(214)	(235)
Amortization of deferred financing costs	470	705
Provisions for losses on receivables	3,072	1,613
Stock-based compensation expense	421	727
Valuation allowance - CRDA investments	835	1,012
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(37)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(6,706)	717
Decrease (increase) in inventories	791	(323)
Decrease in property taxes receivable	3,362	—
Decrease in prepaid expenses and other current assets	3,611	4,175
Increase in other assets	(2,510)	(2,245)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,675	(688)
Increase in accrued interest payable	28,399	26,460
Decrease in other long-term liabilities	(171)	(146)

Net cash flows provided by operating activities, including discontinued operations	2,376	24,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(14,357)	(51,320)
Purchases of CRDA investments, net	(2,694)	(2,966)
Decrease in restricted cash	200	39,035
Capitalized interest on construction in process	—	(2,433)

Net cash flows used in investing activities, including discontinued operations	(16,851)	(17,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,232)	(983)
Repayments of other long-term debt	(37)	(1,273)
Partnership distributions	—	(250)

Net cash flows used in financing activities, including discontinued operations	(1,269)	(2,506)

Net (decrease) increase in cash and cash equivalents	(15,744)	4,288
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	86,183	121,309

Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$70,439	$125,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,395	$9,288
Cash paid for income taxes	—	—
Equipment purchased under capital leases	—	6,000
Decrease in accounts payable for accrued purchases of property and equipment	(8,881)	(4,648)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$63,625	$76,233
Accounts receivable, net	41,994	38,579
Accounts receivable, other	5,381	5,162
Property taxes receivable	4,474	3,983
Inventories	5,147	5,938
Deferred income taxes	2,867	2,867
Prepaid expenses and other current assets	13,251	16,863
Assets held for sale	235,674	239,260

Total current assets	372,413	388,885

Net property and equipment	1,470,671	1,480,151

Other assets:
Restricted cash	2,607	2,807
Trademarks	53,212	53,212
Intangible assets, net	3,156	3,408
Deferred financing costs, net	—	14,902
Property taxes receivable	12,122	15,760
Other assets, net	81,886	76,335

Total other assets	152,983	166,424

Total assets	$1,996,067	$2,035,460

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,736,494	$1,737,726
Current maturities of long-term debt	191	194
Accounts payable	32,740	36,714
Accrued payroll and related expenses	22,938	19,888
Income taxes payable	8,348	8,248
Accrued partner distributions	180	—
Accrued interest payable	9,571	8,991
Accrued interest payable, subject to compromise	90,278	62,459
Self-insurance reserves	14,857	14,234
Other current liabilities	29,529	31,839
Liabilities related to assets held for sale	20,311	19,012

Total current liabilities	1,965,437	1,939,305

Long-term debt, net of current maturities	5,896	5,924
Deferred income taxes	17,313	17,313
Other long-term liabilities	26,912	27,083

Partners’ (deficit) capital
Partners’ capital	604,124	603,883
Accumulated deficit	(623,615)	(558,048)

Total partners’ (deficit) capital	(19,491)	45,835

Total liabilities and partners’ (deficit) capital	$1,996,067	$2,035,460

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming	$166,423	$184,622
Rooms	15,889	15,238
Food and beverage	17,949	20,904
Other	6,368	7,645

	206,629	228,409
Less promotional allowances	(51,738)	(51,062)

Net revenues	154,891	177,347

Costs and expenses:
Gaming	81,140	85,706
Rooms	3,042	3,136
Food and beverage	8,549	8,798
General and administrative	47,946	51,597
Corporate and other	4,512	5,571
Corporate-related party	635	664
Depreciation and amortization	14,293	13,607
Reorganization expense	18,812	—

	178,929	169,079

(Loss) income from operations	(24,038)	8,268

Non-operating income (expense):
Interest income	471	1,832
Interest expense	(39,258)	(33,858)

	(38,787)	(32,026)

Loss before income taxes and discontinued operations	(62,825)	(23,758)
Income tax benefit (provision)	—	—

Loss from continuing operations	(62,825)	(23,758)

Loss from discontinued operations:
Trump Marina	(2,742)	(627)
Income tax benefit (provision)	—	—

Loss from discontinued operations	(2,742)	(627)

Net loss	$(65,567)	$(24,385)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ (Deficit) Capital
Balance, December 31, 2008	$603,883	$(558,048)	$45,835
Stock-based compensation expense, net of forfeitures	421	—	421
Partnership distributions	(180)	—	(180)
Net loss	—	(65,567)	(65,567)

Balance, March 31, 2009	$604,124	$(623,615)	$(19,491)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,567)	$(24,385)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	14,472	17,121
Accretion of interest income related to property tax settlement	(214)	(235)
Amortization of deferred financing costs	470	705
Provisions for losses on receivables	3,072	1,613
Stock-based compensation expense	421	727
Valuation allowance—CRDA investments	835	1,012
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(37)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(6,706)	717
Decrease (increase) in inventories	791	(323)
Decrease in property taxes receivable	3,362	—
Decrease in prepaid expenses and other current assets	3,611	4,175
Increase in other assets	(2,510)	(2,245)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	7,675	(688)
Increase in accrued interest payable	28,399	26,460
Decrease in other long-term liabilities	(171)	(146)

Net cash flows provided by operating activities, including discontinued operations	2,372	24,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(14,357)	(51,320)
Purchases of CRDA investments, net	(2,694)	(2,966)
Decrease in restricted cash	200	39,035
Capitalized interest on construction in process	—	(2,433)

Net cash flows used in investing activities, including discontinued operations	(16,851)	(17,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,232)	(983)
Repayments of other long-term debt	(37)	(1,273)
Partnership distributions	—	(250)

Net cash flows used in financing activities, including discontinued operations	(1,269)	(2,506)

Net (decrease) increase in cash and cash equivalents	(15,748)	4,281
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	85,206	120,357

Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$69,458	$124,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,395	$9,288
Cash paid for income taxes	—	—
Equipment purchased under capital leases	—	6,000
Decrease in accounts payable for accrued purchases of property and equipment	(8,881)	(4,648)

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	General

Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

As further disclosed in Note 3, on May 28, 2008, Trump Marina Associates, LLC entered into an agreement to sell Trump Marina. As such, certain assets and liabilities have been reclassified to assets held for sale and liabilities related to assets held for sale on the Condensed Consolidated Balance Sheets. Trump Marina’s 2009 results of operations have been presented as discontinued operations and its prior year results of operations have been reclassified to conform to the current period presentation for all periods presented. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets held for sale are recorded at the lower of carrying value or fair value less costs to sell and are no longer depreciated.

Chapter 11 Filing

On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

On February 20, 2009, the Company obtained court approval to continue to pay its vendors in the ordinary course of business. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance that we will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and our creditors and other parties in interest.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed, could further adversely affect our operations.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Donald J. Trump (“Mr. Trump”) notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the Condensed Consolidated Balance Sheets relate to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the plan of reorganization or other events. Liabilities subject to compromise consisted of the following:

	March 31, 2009	December 31, 2008
Senior Notes	$1,248,969	$1,248,969
2007 Credit Facility	487,525	488,757
Accrued interest payable related to Senior Notes and 2007 Credit Facility	90,278	62,459

	$1,826,772	$1,800,185

All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to and not subject to compromise.

The Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Facility (both as defined below) in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7. In addition, reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Deferred financing costs	$14,432	$—
Professional fees and other expenses	4,380	—

	$18,812	$—

The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the Petition Date in accordance with the current terms of its debt and capitalized lease obligations.

Noncontrolling Interest in Subsidiaries

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have retrospectively applied the presentation and disclosure provisions of SFAS 160 and have adopted its other provisions prospectively. We present Mr. Trump’s limited partnership interest in TER Holdings as a noncontrolling interest. See “Donald J. Trump’s Abandonment of Limited Partnership Interest in TER Holdings” in Note 1.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Trump Marina Assets Held for Sale and Discontinued Operations

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) at the closing, Buyer will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property and (2) at and subject to such closing, unrelated existing litigation between the Company and Coastal (see Note 9) is to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties waived the October 28, 2008 deadline for Buyer to provide commitment letters to Seller for the financing of the acquisition of the Property. In addition, the parties agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Property for the twelve month period last completed prior to the closing date of the transaction was eliminated, however, the purchase price remains subject to a working capital adjustment; (3) Seller may terminate the Marina Agreement if the transaction does not close by May 28, 2009, unless such date is extended by no more than 60 days to obtain regulatory approval and all other closing conditions have been met; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow, for a total deposit towards the purchase price of $17,000.

The closing is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. There can be no assurance that the transaction for the sale of Trump Marina will close. The Marina Amendment provides that, subject to certain exceptions, the Company’s recourse against the Buyer if the transaction fails to close will be limited to the Buyer’s $2,000 deposit currently held in escrow.

Assets held for sale and liabilities related to assets held for sale pertaining to Trump Marina at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Assets held for sale:
Cash and cash equivalents	$5,833	$8,973
Property and equipment, net	227,988	227,252
Other assets	1,853	3,035

Total assets held for sale	$235,674	$239,260

Liabilities related to assets held for sale:
Cash deposit received pursuant to Marina Amendment	$15,196	$15,196
Accrued expenses	3,396	3,467
Deposits and other	1,719	349

Total liabilities related to assets held for sale	$20,311	$19,012

The following table provides a summary of Trump Marina’s discontinued operations presented in our statements of operations for all periods presented:

	Three Months Ended March 31,
	2009	2008
Net revenues	$37,368	$50,282
Depreciation and amortization	186	3,521
Loss from discontinued operations before income taxes	(2,742)	(627)

In accordance with SFAS 144, long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. Failure to close a transaction pursuant to the amended Marina Agreement may result in long-lived asset impairment charges.

(4)	Debt

Our debt consists of the following:

	March 31, 2009	December 31, 2008
Senior Secured Credit Facility:
Term Loan - subject to compromise, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at March 31, 2009 (8.2% at March 31, 2009)	$487,525	$488,757
Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates from 2009 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	6,087	6,118

Total long-term debt	1,742,581	1,743,844
Less: current maturities	(1,736,685)	(1,737,920)

Long-term debt, net of current maturities	$5,896	$5,924

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Facility”) and the $1,250,000 of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Condensed Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

Senior Secured Credit Facility - On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Facility. Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Facility pursuant to which: (i) the 2007 Credit Facility lenders consented to the sale of Trump Marina, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Facility will increase upon the closing of the transactions contemplated by the Marina Agreement, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Facility. In connection with the Marina Amendment, TER Holdings entered into an amendment, dated November 5, 2008, to the 2007 Credit Facility whereby the lenders consented to the Marina Amendment and the Company agreed to pay an extension fee if the closing of the transaction is extended beyond May 2009.

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

Senior Secured Notes - On May 20, 2005, TER Holdings and TER Funding issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum, subject to the increase by an additional 1% per annum as discussed above. $1,031 of the Senior Secured Notes were returned to us under the terms of the 2005 Plan and retired.

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

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Facility and certain permitted prior liens. Because amounts borrowed under the 2007 Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes are effectively subordinated to amounts borrowed under the 2007 Credit Facility.

(5)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2009	2008
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(48,057)	$(18,168)
Loss from discontinued operations	(2,098)	(480)

Net loss	$(50,155)	$(18,648)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,717,098	31,548,391

Basic and diluted net loss per share:
Loss from continuing operations	$(1.52)	$(0.58)
Loss from discontinued operations	(0.06)	(0.01)

Net loss	$(1.58)	$(0.59)

For the three months ended March 31, 2009 and 2008, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

	Three Months Ended March 31,
	2009	2008
Exchangeable limited partnership interest	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706
Employee stock options	300,000	300,000

Total	11,124,190	11,124,190

If any common stock or common stock equivalents are required to be issued pursuant to a plan of reorganization under the Chapter 11 Case, current stockholder’s equity interest may be diluted.

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

In accordance with the revised provisions of SFAS No. 123, “Share Based Payment” (“FAS 123R”), general and administrative expenses related to our continuing operations include compensation expense for our stock option and restricted stock awards of $421 and $772 for the three months ended March 31, 2009 and 2008, respectively.

Restricted Stock – At March 31, 2009, there were 471,100 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $1,012. The weighted-average remaining contractual life of outstanding restricted stock grants at March 31, 2009 was approximately one year.

Stock Options – At March 31, 2009, there were 300,000 stock options outstanding of which 100,000 are fully vested and 200,000 which vest in equal increments on July 31, 2009 and 2010. At March 31, 2009, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $324.

(7)	Income Taxes

Our income tax provision attributable to continuing operations and discontinued operations is as follows:

Three Months Ended March 31,
	2009	2008
Continuing operations	$—	$—
Discontinued operations	—	—

	—	—

At March 31, 2009, we had unrecognized tax benefits of approximately $33,827, including interest. In accordance with SFAS 141(R), which we adopted on January 1, 2009, $15,027 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the three months ended March 31, 2009 and 2008, we recognized $580 and $661, respectively, in potential interest associated with uncertain tax positions. At March 31, 2009, we had $9,570 accrued for the payment of interest on uncertain tax positions. In accordance with SFAS 141(R), to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2008 remain subject to examination by the federal tax authority. We have received notification that the Internal Revenue Service (“IRS”) has started an examination of tax year 2005. Tax years 1995 through 2008 remain subject to examination by state tax jurisdictions. We have received notification that the New Jersey Division of Taxation has started an examination of tax years 2004 through 2007.

At March 31, 2009, we have accrued $891 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $556 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At March 31, 2009, we have accrued $29,280 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Potential Chapter 11 Case and Limited Partnership Abandonment Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 Case, the Company anticipates that it would recognize “cancellation of indebtedness” income, and as a result, the Company could be required to reduce certain tax attributes such as net operating losses (“NOLs”) and the tax basis of its assets. Any such reduction could result in increased future tax liabilities for the Company. Additionally, the utilization of NOLs, if any, may be limited pursuant to Section 382 of the Internal Revenue Code. Furthermore, if Mr. Trump’s purported abandonment of his limited partnership interest (as discussed in Note 1) is deemed to be effective for tax purposes, the Company could be required to further reduce certain tax attributes such as NOLs and the tax basis of its assets.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $250 for the three months ended March 31, 2008. As of March 31, 2009, TER Holdings recorded distributions payable of $180.

(8)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. During the three months ended March 31, 2009 and 2008, we recognized expense within our continuing operations of $661 and $806, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds.

NJSEA Subsidy Agreement – In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA.

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission (“CCC”) to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the CCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500 in 2008, $30,000 in each of 2009 and 2010 and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 21%.

The 2008 NJSEA Subsidy Agreement also provides that the NJSEA, all other entities which receive any portion of the payments and affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to NJSEA and, in certain circumstances, NJSEA shall return some or all of the payments it previously received from the Casinos.

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, CANJ and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to the commission’s delivery of its report to the Governor and the Legislature.

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(9)	Legal Proceedings

We and certain of our employees are involved from time to time in legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Chapter 11 Case – As described in Note 1, on the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay their vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors (including the actions described below) is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors.

2005 Chapter 11 Case - Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 Case be closed.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of our THCR’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings. The Bankruptcy Court has ordered the movants act accordingly in the Chapter 11 Case with regard to their alleged claims.

Power Plant Litigation - On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

TER and Coastal Development, LLC, through affiliated and controlled subsidiaries, have executed an agreement for the sale of Trump Marina (see Note 3). Upon the closing of the sale of Trump Marina, the complaint against the Power Plant Group will be dismissed with prejudice and all parties will be fully released from any claims in this lawsuit. On May 29, 2008, the parties filed a joint motion to stay the action, pending the closing of the transaction. On May 30, 2008, the Court granted the stay pending further order of the Court.

(10)	Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 became effective for our fiscal year beginning January 1, 2009. The adoption of the standard did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 became effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 161 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect that the adoption of SFAS 141(R) will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 to our fiscal year beginning January 1, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are required to apply the provisions of SFAS 157 include our intangible assets and long-lived assets measured at fair value under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not impact our consolidated financial statements.

(11)	Condensed Consolidated Financial Statements of Debtors in Possession

In accordance with SOP 90-7, presented below are the condensed consolidated financial statements of the Debtors. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 17, 2009 THROUGH MARCH 31, 2009

Revenues:
Gaming	$77,545
Rooms	7,835
Food and beverage	8,499
Other	3,109

96,988
Less promotional allowances	(25,134)

Net revenues	71,854

Costs and expenses:
Gaming	36,679
Rooms	1,510
Food and beverage	4,174
General and administrative	23,156
Corporate and development	2,125
Corporate - related party	260
Depreciation and amortization	6,775
Reorganization expense	16,521

91,200

Loss from operations	(19,346)

Non-operating income (expense):
Interest income	206
Interest expense	(18,607)

(18,401)

Loss before income taxes and discontinued operations	(37,747)
Income tax benefit (provision)	—

Loss from continuing operations	(37,747)

Loss from discontinued operations:
Trump Marina	(1,037)
Income tax benefit (provision)	—

Loss from discontinued operations	(1,037)

Net loss	(38,784)
Less: Net loss attributable to noncontrolling interest	(9,114)

Net loss attributable to Trump Entertainment Resorts, Inc.	$(29,670)

Amounts attributable to Trump Entertainment Resorts, Inc. common stockholders:
Loss from continuing operations, net of tax	$(28,877)
Discontinued operations, net of tax	(793)

Net loss attributable to Trump Entertainment Resorts, Inc. common stockholders	$(29,670)

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 17, 2009 THROUGH MARCH 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,784)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	6,861
Accretion of interest income related to property tax settlement	(96)
Amortization of deferred financing costs	101
Provisions for losses on receivables	1,877
Stock-based compensation expense	200
Valuation allowance - CRDA investments	393
Non-cash reorganization expense	14,432
Changes in operating assets and liabilities:
Increase in receivables	(2,558)
Decrease in inventories	318
Decrease in prepaid expenses and other current assets	7,950
Increase in other assets	(1,038)
Increase in accounts payable, accrued expenses and other current liabilities	6,108
Increase in accrued interest payable	8,325
Decrease in other long-term liabilities	(81)

Net cash flows provided by operating activities, including discontinued operations	4,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(3,678)
Decrease in restricted cash	200

Net cash flows used in investing activities, including discontinued operations	(3,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,232)
Repayments of other long-term debt	(15)

Net cash flows used in financing activities, including discontinued operations	(1,247)

Net decrease in cash and cash equivalents	(717)
Cash and cash equivalents at beginning of period, including cash reflected in assets held for sale	71,156

Cash and cash equivalents at end of period, including cash reflected in assets held for sale	$70,439

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report, including with respect to the sale of Trump Marina or the ultimate impact of the events occurring during the reorganization process, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Financial Condition

Liquidity and Capital Resources

Recent Chapter 11 Case. On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed, could further adversely affect our operations.

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Facility”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Facility. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Facility.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. We may need to obtain additional financing to meet all of our liquidity requirements and other obligations. Currently our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current global economic distress, the tightening of the credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations during our reorganization using our cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the current tightening in the credit market. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

We are operating in an extremely challenging business environment. Cash flows provided by operating activities were $2.4 million during the three months ended March 31, 2009 compared to $24.5 million during the three months ended March 31, 2008. The decrease in our cash flow from operations is principally due to decreased gaming revenues and changes in working capital requirements.

Cash flows used in investing activities were $16.9 million during the three months ended March 31, 2009 compared to $17.7 million during the three months ended March 31, 2008. Investing activities during 2009 include capital expenditures of $14.4 million, of which approximately $11.6 million related to the construction of the Chairman Tower. Investing activities during the three months ended March 31, 2008 included capital expenditures of $51.3 million. Capital expenditures during the three months ended March 31, 2008 included $39.0 million related to the construction of the Chairman Tower, which corresponded to the decrease in cash restricted for use in payment of expenditures associated with construction of the Chairman Tower.

Our financing activities during the three months ended March 31, 2009 include repayments of $1.2 million of our outstanding term loan. During the three months ended March 31, 2008, our cash flows used in financing activities of $2.5 million consisted of repayments of $1.3 million of our capital lease obligations and $1.0 million of our outstanding term loan. We also paid $0.2 million in partnership distributions to Mr. Trump during the three months ended March 31, 2008.

At March 31, 2009, we had approximately $64.6 million in cash and cash equivalents. Our cash and cash equivalents do not include $5.8 million in cash included in Trump Marina’s assets held for sale and $2.6 million in restricted cash representing amounts used to secure outstanding letters of credit.

At March 31, 2009, there was a $487.5 million term loan outstanding under our 2007 Credit Facility. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”).

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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina. Our 2009 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy. The following analyses compare our results of operations for the three months ended March 31, 2009 with our results of operations for the three months ended March 31, 2008 and should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended March 31, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 16.2% due to a 17.0% decrease in slot revenues and a 14.5% decrease in table game revenues compared to the three months ended March 31, 2008. For the three months ended March 31, 2009, we experienced a 12.6% decrease in overall gross gaming revenues comprised of a 15.8% decrease in slot revenues and a 6.2% decrease in table game revenues compared to the prior-year period.

Basis of Presentation. On May 28, 2008, Trump Marina Associates, LLC entered into the Marina Agreement to sell the Trump Marina Hotel Casino to Coastal Marina, LLC, an affiliate of Coastal Development, LLC. On October 28, 2008, the parties entered into an amendment to modify certain terms and conditions of the Marina Agreement. The closing is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. There can be no assurance that the transaction for the sale of the Trump Marina will close. In the event the closing does not occur, our recourse may be limited to the $2 million deposit currently held in escrow. Our consolidated financial statements reflect the results of Trump Marina as a discontinued operation. All prior periods presented have been reclassified to conform to the current period classification.

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended March 31,
	2009	2008
Gaming revenues
Trump Taj Mahal	$117.2	$117.9
Trump Plaza	49.2	66.7

Total	$166.4	$184.6

Net revenues
Trump Taj Mahal	$108.3	$114.0
Trump Plaza	46.6	63.3

Total	$154.9	$177.3

Income (loss) from operations
Trump Taj Mahal	$1.7	$12.4
Trump Plaza	(8.7)	2.3
Corporate and other	(17.0)	(6.4)

Total	$(24.0)	$8.3

Depreciation and amortization
Trump Taj Mahal	$10.4	$8.6
Trump Plaza	3.8	4.8
Corporate and other	0.1	0.2

Total	$14.3	$13.6

Reorganization expense
Trump Taj Mahal	$4.6	$—
Trump Plaza	2.3	—
Corporate and other	11.9	—

Total	$18.8	$—

Discontinued operations - Trump Marina
Gaming revenues	$41.3	$53.5
Net revenues	37.4	50.3
Depreciation and amortization	0.2	3.5
Loss from discontinued operations	(2.7)	(0.6)

Comparison of Three-Month Periods Ended March 31, 2009 and 2008.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Gaming revenues decreased $0.7 million due to a $6.1 million decrease in slot revenue partially offset by a $5.4 million increase in table games and other gaming revenue. The decrease in slot revenue resulted from a nearly 10% decrease in slot handle. Table games revenue increased principally due to a 13% increase in table game play. Net revenues decreased $5.7 million principally due to the decrease in gaming revenues, a $4.1 million increase in gaming promotional offers and a $0.6 million decrease in cash rooms, food and beverage revenue.

Before consideration of $4.6 million of non-cash reorganization expense, income from operations decreased $6.1 million due to the decrease in net revenues and a $0.4 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $1.8 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $1.2 million increase in property taxes and insurance costs; and a $0.9 million increase in provisions for doubtful accounts. These increases were nearly offset by: a $1.2 million decrease in marketing and entertainment costs; a $0.8 million decrease in general and administrative expenses; a $0.7 million decrease in the cost of food and beverage sales; and a $0.5 million decrease in payroll and related costs due to the implementation of various cost savings initiatives.

Trump Plaza – Gaming revenues decreased $17.5 million due to a $10.3 million decrease in slot revenue and a $7.2 million decrease in table game revenue. The decrease in slot revenue was principally due to a 24% decrease in slot handle. Table game revenue decreased due to a 15% decrease in table game play and a significant decrease in hold percentage. Net revenues decreased $16.7 million due to the decrease in gaming revenue and a $1.1 million decrease in cash rooms, food and beverage revenue partially offset by a $2.1 million decrease in gaming promotional offers.

Before consideration of $2.3 million of non-cash reorganization expense, income from operations decreased $8.7 million as the $16.7 million decrease in net revenues was partially offset by an $8.0 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $2.3 million decrease in payroll and related costs, due to the implementation of various cost savings initiatives; a $1.4 million decrease in gaming taxes, due to lower gaming revenues; a $1.1 million decrease in marketing and entertainment expenses; a $1.0 million decrease in depreciation expense; a $0.7 million decrease in utility costs; and a $1.5 million net decrease in other costs and expenses, principally general and administrative expenses and the cost of food and beverage sales.

Corporate and Other – Corporate and other expenses before reorganization expenses of $11.9 million, decreased $1.3 million principally due to decreases in legal fees, payroll and related costs and stock-based compensation expense.

Our other overall costs were as follows:

Interest Income – Interest income was $0.5 million during the quarter ended March 31, 2009 compared to $1.8 million during the quarter ended March 31, 2008 due to lower average invested cash and cash equivalents.

Interest Expense – Interest expense increased $5.4 million to $39.3 million during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Interest expense increased due to (i) higher average borrowings outstanding under the 2007 Credit Facility, (ii) a $2.4 million decrease in capitalized interest as a result of the substantial completion of the Chairman Tower and (iii) the accrual of default interest related to the past due interest payment on the Senior Notes.

Trump Marina Discontinued Operations – Net revenues during the three months ended March 31, 2009 decreased $12.9 million, principally due to a $12.2 million decline in gaming revenues. The lower net revenues were offset by an $11.0 million decrease in operating expenses including (i) a $3.3 million reduction in depreciation and amortization expense as Trump Marina’s assets are no longer depreciated in accordance with SFAS 144 and (ii) reductions in other operating costs and expenses including payroll and related costs, promotional expenses and gaming taxes.

Critical Accounting Estimates

General – Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Intangible Assets – We had approximately $56.4 million of intangible assets recorded on our balance sheet at March 31, 2009. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At March 31, 2009, we had approximately $1,470.7 million of net property and equipment recorded on our balance sheet, excluding net property and equipment held for sale. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At March 31, 2009, $2.9 million was accrued related to comp dollars and $1.5 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

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

(Dollars in millions)	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.5%
Variable rate debt maturities	$487.5	$—	$—	$—	$—	$—	$487.5
Average interest rate	8.2%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Consolidated Balance Sheet as of December 31, 2008.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

ITEM 4 and 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 9 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2008 (the “2008 Annual Report”). The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10–Q, are not the only risks we face.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Information required by this item was previously disclosed on a Form 8-K filed on February 17, 2009.

Also, see Note 4 to our unaudited Condensed Consolidated Financial Statements, included herein, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: May 8, 2009	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: May 8, 2009	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: May 8, 2009	By:	/s/ JOHN P. BURKE
John P. Burke
Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002